Form 10-Q
period 2002-03-31
INTERNET SERVICES & BUSINESS APPLICATIONS CORP
filed 2002-07-02
CIK 1126176

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549

                                    FORM 10QSB

(X)      Quarterly report pursuant to Section 13 or 15(d) of the Securities

         Exchange Act of 1934 for the quarterly period ended March 31, 2002

( ) Transition report pursuant of Section 13 or 15(d) of the Securities Exchange Act of 1939 for the transition period ____ to______


                        COMMISSION FILE NUMBER 333-60342
                                               ---------

                 INTERNET SERVICES & BUSINESS APPLICATIONS CORP.
                    ------------------------------------------
              (Exact name of registrant as specified in its charter)


          Nevada                                      91-2069521
----------------------------------        ----------------------------------
(State or other jurisdiction of           (IRS Employer  Identification No.)
 incorporation or organization)

                     Andergasse 12A/2, A-1170 Vienna, Austria
                                (011)431-484-4964
------------------------------------------------------------------------------
(Address of Principal Executive Offices, including Registrant's zip code and telephone number)


          --------------------------------------------------------------
          Former name, former address and former fiscal year, if changed

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports,), and (2) has been subject to
such filing requirements for the past 90 days. Yes X    No

The number of shares of the registrant's common stock issued and outstanding as of March 31, 2002: 3,250,000 shares.

Transitional Small Business Disclosure Format (check one):   Yes   No X
                                                                ---

                               TABLE OF CONTENTS
                               -----------------

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

(a)      Balance Sheet
(b)      Statement of Operations
(c)      Statement of Changes in Financial Position
(d)      Statement of Shareholders' Equity
(e)      Notes to Financial Statements

Item 2.  Management's Discussion and Analysis
         of Financial Condition and Results of Operations

Item 3.  Risks

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

Item 2.  Changes in Securities and Use of Proceeds

Item 3.  Defaults On Senior Securities

Item 4.  Submission of Items to a Vote

Item 5.  Other Information

Item 6
(a)      Exhibits
(b)      Reports on Form 8K

SIGNATURES

FINANCIAL DATA SCHEDULE

BALANCE SHEET DATA:

                                          March 30, 2002
                                          -----------------
Assets: .............................      $    --
                                            =======

Liabilities - Accounts Payable ......      $    --
                                            -------
Stockholders' Equity:
  Common Stock, Par value $.001
    Authorized 50,000,000 shares,
    Issued 2,000,000  ..............          2,000
  Paid-In Capital ..................         11,500
  Retained Deficit .................        (13,500)

                                             -------
     Total Stockholders' Equity .......        --
                                             -------
      Total Liabilities and
       Stockholders' Equity .............  $   --
                                             =======

STATEMENT OF OPERATIONS DATA:

                               Period ended
                               March 30, 2002
                             ----------------
Revenues:                      $     --
General and administrative
 Expenses:                        16,800
                             ----------------

     Net Loss                   $(16,800)

                             ================


ITEM 2:     MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS


                                 COMPANY OVERVIEW

Internet Services was organized on August 28, 2000, and has never commence operations. Internet Services has virtually no operations, assets or revenue. Internet Services' common stock is not listed on any recognized exchange or quoted on any quotation medium. There can be no assurance that its common stock will ever develop a market.


                          PLAN OF OPERATIONS-IN GENERAL

Internet Services's plan of operations is to develop e-commerce solutions for small to middle sized companies in Europe that will give those companies the Internet and e-commerce abilities and functions that only web sites of larger companies now have. Our plan entails becoming a partner to those companies to help them with outsourcing of their Internet-based selling. We will attempt to accomplish this by developing extensive software with a wide spectrum of functions that we will share with our partners, thus giving them the advantage that only larger companies with the ability to afford the development of such software now have. Examples of the types of new functions will be:

     -     Tracking of customer behavior
     -     Generation of special offers instantly
     -     Personalizing of functions for each client
     -     Support of the use of different languages

In addition to the software, we will provide services such as website design and consultation on Internet-based selling.

Internet Services presently has little cash with which to satisfy any future cash requirements. Internet Services will need a minimum of $1,800,000 to satisfy its cash requirements for the next 12 months. In order to raise this minimum amount of capital, Internet Services depends on the success of this offering in selling at least 75% of the shares offered. If we are not successful in selling at least 75% of the shares in this offering, we will have to seek a private placement of our stock or borrow from our principal.

If we are unable to raise this minimum amount through private placements of our stock or borrowing from our principal, we will be forced to curtail or cease our operations and activities.

Except for the initial capitalization by our founding director and shareholder, and the issuance of common stock to cover legal fees, we have not engaged in any private placements of our common stock to date. Our minimum operating expenses are relatively low, and management expects that the majority of proceeds from these offerings can be invested in research and development of its proprietary e-commerce software and website design services. The scope of our research will be to examine the behavior and needs of online users, by researching publications and studies of universities and research institutes. We plans to develop our software to meet the Internet based selling needs of our customers, keeping pace with the new marketing trends and strategies of their competitors. Internet Services does not expect the purchase or sale of plant or any significant equipment, and it does not anticipate any change in the number of its employees, with the exception of the fact that it intends to hire additional clerical employees. Internet Services has no current material commitments. Internet Services has generated no revenue since its inception.

Internet Services is still considered to be a development stage company, which has generated no revenue to date, and is dependent upon the raising of capital through placement of its common stock. There can be no assurance that Internet Services will be successful in raising the capital it requires through the sale of its common stock.

We still are seeking investors.

Item 1. Legal Proceedings. none

Item 2. Changes in Securities. none

Item 3. Defaults Upon Senior Securities none

Item 4. Submission of Matters to a Vote of Security Holders. none

Item 5. Other Information. none

Item 6. Exhibits and Reports on Form 8-K. none

                                    SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTERNET SERVICES & BUSINESS APPLICATIONS CORP
(Registrant)

Date:   June 10, 2002

HEINZ RIEMER
----------------------
Heinz Riemer, President, Chief Financial Officer