Form 10-Q
period 2002-06-30
INTERNET SERVICES & BUSINESS APPLICATIONS CORP
filed 2002-07-25
CIK 1126176

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549

                                    FORM 10QSB

(X)      Quarterly report pursuant to Section 13 or 15(d) of the Securities

         Exchange Act of 1934 for the quarterly period ended June 30, 2002

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports,), and (2) has been subject to
such filing requirements for the past 90 days. Yes X    No
                                                   ---
The number of shares of the registrant's common stock issued and outstanding as ofJune 30, 2002: 3,250,000 shares.

Transitional Small Business Disclosure Format (check one):   Yes   No X
                                                                ---   ----

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

                                          June 30, 2002
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
                                             =======

STATEMENT OF OPERATIONS DATA:

                               Period ended
                               June 30, 2002
                             ----------------
Revenues:                      $     --
General and administrative
 Expenses:                         2,494
                             ----------------

     Net Loss                  $  (2,494)

                             ================


ITEM 2:     MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS


                                 COMPANY OVERVIEW

Internet Services was organized on August 28, 2000, and has never commenced operations. Internet Services has virtually no operations, assets or revenue. Internet Services' common stock is not listed on any recognized exchange or quoted on any quotation medium. There can be no assurance that its common stock will ever develop a market.


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

INTERNET SERVICES & BUSINESS APPLICATIONS CORP
(Registrant)

Date:   July 19, 2002

HEINZ RIEMER
----------------------
Heinz Riemer, President, Chief Financial Officer